Form 10-K
period 2006-12-31
Ace Securities Corp. Home Equity Loan Trust, Series 2006-NC2
filed 2007-04-02
CIK 1372671

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-131727-13

       ACE Securities Corp. Home Equity Loan Trust, Series 2006-NC2 (exact name of issuing entity as specified in its charter)

       ACE Securities Corp.
       (exact name of the depositor (as registrant on behalf of the issuing entity) as specified in its charter)

       DB Structured Products, Inc.
       (exact name of the sponsor as specified in its charter)


  Delaware                                          06-1442101
  (State or other jurisdiction of                   Depositor
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification No.)


   ACE Securities Corp.
   6525 Morrison Boulevard Suite 318
   Charlotte, NC                                 28211
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (704) 365-0569


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



            ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            None.


  Item 1114(b)(2) of Regulation AB, Credit Enhancement and Other Support,
             except for certain Derivative Instruments (Information regarding Significant Enhancement Providers Financial Information).

            No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction as described under
            Item 1114(a) of Regulation AB.

  Item 1115(b) of Regulation AB, Certain Derivative Instruments.

            The significance percentage related to each entity or group of affiliated entities providing derivative instruments described in
            Item 1115 of Regulation AB is less than 10%.

  Item 1117 of Regulation AB, Legal Proceedings.

            New Century Financial Corporation

            DOL Investigation. On August 2, 2004, the U.S. Department of Labor, Wage and Hour Division, or DOL, informed New Century Mortgage Corporation ("New Century Mortgage"), an indirect wholly owned subsidiary of New Century Financial Corporation (the "Company"), that it is conducting an investigation to determine whether New Century Mortgage is in compliance with the Fair Labor Standards Act, or FLSA. The DOL narrowed the scope of its investigation to overtime compensation paid to retail loan officers in an Irvine, California operation. New Century Mortgage believes it is in compliance with the FLSA and that it properly pays overtime wages. In April 2005, New Century Mortgage provided requested documents and awaits a response from the DOL.

            Rubio. In March 2005, Daniel J. Rubio, a former retail loan officer of New Century Mortgage, filed a class action complaint against New Century Mortgage in the Superior Court of Orange County, California. The complaint alleges failure to pay overtime wages, failure to provide meal and rest periods, and that New Century Mortgage engaged in unfair business practices in violation of the California Labor Code. The complaint seeks recovery of unpaid wages, interest, and attorneys' fees and costs. New Century Mortgage filed a motion to strike and demurrer to the complaint in May 2005. On July 8, 2005, the court overruled the demurrer and granted the motion to strike. A First Amended Complaint was filed in July 2005 and New Century Mortgage filed its answer in August 2005. In December 2005, New Century Mortgage filed a motion to strike portions of the complaint, which was granted in New Century Mortgage's favor, limiting the statute of limitations for plaintiff's meal and rest period claims to one year. The court reconsidered and reversed its ruling in May 2006. A Second Amended Complaint was filed by plaintiff, adding a cause of action for failure to pay overtime in violation of the FLSA. In July 2006, mediation occurred, followed by New Century Mortgage's removal of the case to the United States District Court, Central District of California in August 2006. In September 2006, the court granted
            New Century Mortgage's motion to strike, limiting the statute of limitations for plaintiff's meal and rest period claims to one year. Plaintiff's Third Amended Complaint was filed in October 2006. In December 2006, the Court granted New Century Mortgage's motion to strike the punitive damages allegations from the plaintiff's Third Amended Complaint and denied New Century Mortgage's motion to dismiss the sixth cause of action for alleged wage statement violations. In December 2006, the parties stipulated to plaintiff filing a Fourth Amended Complaint adding plaintiffs John Hicks and David Vizcarra.

            Bonner. In April 2005, Perrie Bonner and Darrell Bruce filed a class action lawsuit against New Century Mortgage and Home123 Corporation, an indirect wholly owned subsidiary of the Company ("Home123") in the U.S. District Court, Northern District of Indiana, Hammond Division, alleging violations of the Fair Credit Reporting Act, or FCRA, claiming that New Century Mortgage and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. New Century Mortgage and Home 123 filed their answer to the complaint on June 30, 2005. In September 2005, plaintiffs filed a motion for class certification and on November 1, 2005, New Century Mortgage and Home123 filed a motion for judgment on the pleadings. The court never ruled on the motion for judgment on the pleadings. In August 2006, the court granted plaintiffs' motion for class certification. The class size is limited to the Northern District of Indiana. On December 13, 2006, the court heard oral argument in Indiana on the parties' summary judgment motions. On March 9, 2007, the court ruled on the motion for summary judgment that defendants' solicitation did not constitute a "firm offer of credit", and ruled that plaintiff Bonner's claim that the disclosure was not "clear and conspicuous" was moot. On March 12, 2007, this action settled on a class-wide basis (Northern District of Indiana). On March 16, 2007, the parties moved for preliminary approval of the settlement. The court has not yet ruled on the motion.

            Phillips. In July 2005, Pamela Phillips filed a class action lawsuit against the Company, New Century Mortgage and Home123 in the District Court, Central District of California. Plaintiff alleges violations of FCRA, claiming that the Company, New Century Mortgage and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. The case also alleges that certain disclosures were not made in a clear and conspicuous manner. The complaint seeks damages of not more than $1,000 for each alleged violation, declaratory relief, injunctive relief, attorneys' fees and costs. The Company, New Century Mortgage and Home123 filed a motion to dismiss certain claims in October 2005. In November 2005, the court granted the motion to dismiss, in part. In early March 2006, the court, on its own motion, reversed its prior ruling on the motion to dismiss citing the 7th Circuit Court of Appeals recent decision in the Murray v. GMAC Mortgage Corporation case. On November 14, 2006, plaintiff filed a Motion for Class Certification proposing that the class be limited to all individuals throughout Harris County, Texas whose consumer reports were obtained or used by New Century Mortgage or Home123 in connection with a credit transaction not initiated by them and who received the same written solicitation to entered into a credit transaction received by plaintiff. In late December 2006, plaintiff filed a Third Amended Complaint to limit the class size to Harris County, Texas. On January 22, 2007, the Company, New Century Mortgage and Home123 filed their Opposition to Plaintiff's Motion for Class Certification. On January 31, 2007, the Company, New Century Mortgage and Home123 filed a Motion to Stay. On February 22, 2007, the court denied the Motion to Stay. On March 11, 2007, this action settled. The parties agreed to dismissal with prejudice of individual claims and dismissal without prejudice of claims of putative class members.

            Jeppesen. In October 2005, Patricia and Stephen Jeppesen filed a class action lawsuit against New Century Mortgage in the U.S. District Court, Northern District of Indiana. Plaintiffs allege that New Century Mortgage violated the Indiana High Cost Loan Act by allegedly making loans with fees greater than permitted by law unless certain disclosures are made. The class is defined as all persons who obtained a mortgage loan from New Century Mortgage after January 1, 2005 on their principal residence in Indiana. A second claim in the complaint alleges that New Century Mortgage improperly charged a document preparation fee. On January 12, 2007, the Office of the Attorney General, State of Indiana, issued a no-action letter and, in response to a letter dated September 19, 2005 from plaintiff's counsel about alleged violations of the Indiana Home Loan Practices Statute, concluded its inquiry and declined to take any action against New Century Mortgage. In February 2007, the parties reached a settlement on an individual basis. On February 14, 2007, the court entered an order dismissing this case and approving the Stipulation of Dismissal.

           Forrest. In January 2006, Mary Forrest filed a class action lawsuit against New Century Mortgage in the U.S. District Court for the Eastern District of Wisconsin, Milwaukee Division. Plaintiff alleges violations of FCRA, claiming that New Century Mortgage accessed prescreened credit reports without authorization because the offers of credit allegedly did not qualify as firm offers of credit. The proposed class consists of persons with Wisconsin addresses to whom New Century Mortgage sent a particular prescreened offer of credit after November 20, 2004. In February 2006, New Century Mortgage filed both its answer and a motion to transfer the case to the U.S. District Court for the Central District of California. In June 2006, the court granted New Century Mortgage's motion to transfer and ordered the case transferred from the U.S. District Court in Wisconsin to the U.S. District Court, Central District of California. In July 2006, New Century Mortgage filed a Notice of Related Case to consolidate this matter with the Phillips class action. On March 11, 2007, this action settled. On March 20, 2007, a stipulation for dismissal of individual claims dismissed with prejudice and claims of putative class members dismissed without prejudice was filed with the court.

           Securities Class Action Litigation

           On February 8, 2007, Avi Gold filed a securities class action complaint in the United States District Court for the Central District of California against the Company and certain of its directors and officers (the "Original Complaint"). The Original Complaint alleges that defendants violated federal securities laws by issuing false and misleading statements and failing to disclose material facts about the Company, which resulted in artificially inflated market prices of the Company's common stock. The purported class period is between April 7, 2006 and February 7, 2007. The Original Complaint seeks money damages in favor of its purported class of purchasers of the Company's securities, the costs and expenses of the action and other relief that may be granted by the court.

           The Company has also learned that seventeen additional purported class actions were filed in the United States District Court for the Central District of California between February 8, 2007 and March 16, 2007. These complaints, some of which the Company has not yet been served with and which name the Company and certain of its officers and directors as defendants, present in large degree the same legal and factual issues as the Original Complaint and allege various class periods, the longest of which is from April 7, 2006 to March 2, 2007. One of these class actions has been brought on behalf of the holders of the Company's 9.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and the holders of the Company's 9.75% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). Another of these class actions has been brought on behalf of the holders of the Company's Series B Preferred Stock. The Company anticipates that similar actions on behalf of holders of the Company's common stock, Series A Preferred Stock and Series B Preferred Stock may be filed in the future and does not undertake any obligation to update this disclosure for any similar or related claims that may be made in this regard. The Company intends to review the allegations in these complaints and respond appropriately. The Company's management intends to vigorously defend these claims; however, an unfavorable outcome in these cases or future securities class action cases could have a material adverse effect on the Company's financial condition.

           Shareholder Derivative Complaint
           The Company was served with a shareholder derivative complaint on March 1, 2007, filed in the Superior Court of California, County of Orange. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of California Corporations Code 25402 and seeks damages for breach, disgorgement, equitable relief, costs and fees. The case is in the very preliminary stages. The Company has also learned that five additional shareholder derivative actions were filed in the Superior Court of California, County of Orange between February 8, 2007 and March 16, 2007 and two additional shareholder derivative actions were filed in the United States District Court for the Central District of California during this same time period. These complaints, some of which the Company has not yet been served with and which name the Company and certain of its officers and directors as defendants, present in large degree the same legal and factual issues as the original shareholder derivative complaint. The Company anticipates that similar actions may be filed in the future and does not undertake any obligation to update this disclosure for any similar or related claims that may be made in this regard. The Company intends to review the allegations in these complaints and respond appropriately.

           U.S. Attorney's Office Investigation

           On February 27, 2007, the Company received a letter from the United States Attorney's Office for the Central District of California
           (the 'U.S. Attorney's Office") indicating that it was conducting a criminal inquiry under the federal securities laws in connection with trading in the Company's securities, as well as accounting errors regarding the Company's allowance for repurchase losses. The Company has subsequently received a grand jury subpoena requesting production of certain documents. The Company intends to cooperate with the requests of the U.S. Attorney's Office.

           SEC Investigation

           On March 7, 2007, the Company received a letter from the Pacific Regional Office of the Securities and Exchange Commission (the "SEC") requesting that NCFC preserve certain documents. On March 12, 2007, the Company received a letter from the staff of the Pacific Regional Office of the SEC stating that the staff was conducting a preliminary investigation involving the Company and requesting production of certain documents. The staff of the SEC had also previously requested a meeting with the Company to discuss the events leading up to the Company's previous announcement of the need to restate certain of its historical financial statements. The Company intends to cooperate with the requests of the SEC.

           State Regulatory Actions

           The Company has been engaged in recent ongoing discussions with its state regulators regarding the Company's funding constraints and the impact on consumers who are in various stages of the loan origination process with the Company. The Company has advised these regulators that it has ceased accepting loan applications. In addition, the Company has advised these regulators that at this time, the Company and its subsidiaries are unable to fund any mortgage loans, including mortgage loans for those consumers who were already in the loan origination process with the Company. The Company has been and is continuing to work cooperatively with these regulators to mitigate the impact on the affected consumers, including transferring pending loans and loan applications to other mortgage lenders. The Company has also been providing daily reports to its various regulators regarding the status of loans in process in their states, as well as responding to ad hoc information requests.

           The Company received cease and desist orders from the States of Massachusetts, New Hampshire, New Jersey and New York on March 13, 2007 (collectively, the "March 13 Orders"). New Century Mortgage additionally received a Suspension Order from the state of New York on March 13, 2007 (the "NCMC Suspension Order"). The NCMC Suspension Order suspends New Century Mortgage's mortgage banking license in the State of New York for a period not to exceed 30 days, pending investigation. On March 14 and 15, 2007, the Company received additional cease and desist orders from the States of Connecticut, Maryland, Rhode Island and Tennessee (collectively, the "March 14-15 Orders"). The March 13 Orders and the March 14-15 Orders contain allegations that certain of the Company's subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. Additionally, on March 14, 2007, New Century Mortgage and Home123 entered into a Consent Agreement and Order with the Commonwealth of Pennsylvania Department of Banking, Bureau of Supervision and Enforcement (the
           "Pennsylvania Consent Agreement").

           The March 13 Orders, the March 14-15 Orders and the Pennsylvania Consent Agreement restrain the Company's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 13 Orders, the March 14-15 Orders and the Pennsylvania Consent Agreement also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any up front fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. The cease and desist order received from the Rhode Island Department of Business Regulation on March 14 suspends the licenses of one or more of the Company's subsidiaries and seeks to assess administrative penalties.

           The Company and its subsidiaries requested hearings on the cease and desist orders issued by regulators in Maryland, Massachusetts, Connecticut and Rhode Island on March 23, 2007, and in Tennessee on March 27, 2007.

           On March 14, 2007, the Attorney General of Ohio and the Ohio Department of Commerce, Division of Financial Institution (together, the "State") filed a lawsuit against the Company, New Century Mortgage and Home123 (collectively, the "Defendants") on March 14, 2007 in Ohio state court (the "Ohio Complaint"). The Ohio Complaint alleges that the Company has engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. Also on March 14, 2007, the court granted the State's motion to enter a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against the Defendants (as modified, the "TRO"). The TRO restrained the Defendants from taking certain actions, including, among others,
           (i) engaging in violations of state law, (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii) initiating, prosecuting or enforcing foreclosure actions in Ohio. The TRO required the parties to confer with respect to restrictions regarding foreclosure action and the sale, transfer or assignment of loans more than 60 days delinquent. On March 26, 2007, the Defendants filed a Motion for Dissolution of Modified Temporary Restraining Order and Motion for an Emergency Hearing, and Opposition to a Preliminary Injunction. On March 28, 2007, the Defendants and the State reached agreement on a Stipulated Preliminary Injunction effective for 90 days and submitted it for court approval. The Stipulated Preliminary Injunction replaces the TRO and provides for a stay of the litigation for 90 days. The Stipulated Preliminary Injunction restrains the Defendants from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans. The Stipulated Preliminary Injunction also compels the Defendants to take certain actions, including the transfer to other lenders of any outstanding mortgage applications and unfunded mortgage loans, the placement in escrow of any upfront fees collected in connection with pending mortgage applications, and the provision of regular information to the State regarding the Company's activities in Ohio, including the status of all outstanding mortgage applications and unfunded mortgage loans. The Stipulated Preliminary Injunction also requires the Defendants to submit certain loans (and related information) as to which it intends to foreclose to the State for the State to review. The State may object to the Company proceeding with a particular foreclosure and if the Company is unable to convince the State to permit it to proceed, the foreclosure will not proceed for the duration of the Stipulated Preliminary Injunction. The Stipulated Preliminary Injunction also provides for the State to review and object to the Defendants selling, transferring or assigning certain loans that are more than 60 days delinquent.

           On March 16, 2007, the Company received additional cease and desist orders from the State of California (the "California Orders") and certain of the Company's subsidiaries entered into consent agreements with the State of Florida's Office of Financial Regulation and the State of Washington's Department of Financial Institutions, respectively, each dated March 16, 2007 (the "March 16 Agreements" and together with the California Orders, the "March 16 Orders and Consent Agreements").

           The March 16 Orders and Consent Agreements contain allegations that certain of the Company's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. The March 16 Orders and Consent Agreements restrain the Company's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 16 Orders and Consent Agreements also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any upfront fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

           On March 16, 2007, Home123 received a suspension order (the "Home123 Suspension Order") from the State of New York Banking Department. The Home123 Suspension Order contains allegations similar to those included in the NCMC Suspension Order and further provides that Home123's mortgage banking license in the State of New York has been suspended for a period not exceeding 30 days, pending investigation. The Company and Home123 are reviewing the Home123 Suspension Order and accordingly have not yet determined whether they will appeal all or any portion of the Home123 Suspension Order.

           On March 20, 2007, the Company entered into a Combined Statement of Charges and Consent Order with the State of Iowa and a Consent Agreement and Order with the State of Maine Office of Consumer Credit Regulation, Department of Professional and Financial Regulation (together, the "March 20 Orders"). On March 21, 2007, the Company entered into a Consent Order with the State of Michigan, Department of Labor & Economic Growth, Office of Financial and Insurance Services and a Consent Order with the State of Wyoming Banking Commission (the "March 21 Orders"). On March 23, 2007, the Company entered into a Consent Agreement and Order with the State of Idaho Department of Finance (the "March 23 Order"). Similar to the consent agreements described above, the March 20, 21 and 23 Orders contain allegations that certain of the Company's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. They restrain the Company's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. They also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any upfront fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

           The Company anticipates that cease and desist orders will continue to be received by the Company and its subsidiaries from additional states in the future and that the Company and its subsidiaries may enter into additional consent agreements similar to those described above. The Company does not undertake, and expressly disclaims, any obligations to update this disclosure for any such additional cease and desist orders or consent agreements or for any developments with respect to any of the state regulatory actions described herein.

           The Company intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from the Company's funding constraints.


  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            No applicable updates.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

            See Item 15.

            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

            Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of of the Assessment of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicer's, Countrywide Home Loans Servicing LLP, Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.

  Item 1123 of Regulation AB, Servicer Compliance Statement.

            See Item 15.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

    (4) Pooling and Servicing Agreement, dated as of September 1, 2006, among ACE Securities Corp., as depositor, Countrywide Home Loans Servicing LP, as servicer, Wells Fargo Bank, N.A., master servicer and securities administrator and HSBC Bank USA, National Association, as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission).

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Countrywide Home Loans Servicing LP, as Servicer <F1>
      b) Deutsche Bank National Trust Company, as Custodian <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>
      d) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      e) Wells Fargo Bank, N.A., as Paying Agent <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Countrywide Home Loans Servicing LP, as Servicer <F1>
      b) Deutsche Bank National Trust Company, as Custodian <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>
      d) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      e) Wells Fargo Bank, N.A., as Paying Agent <F1>


     (35) Servicer compliance statement.


      a) Countrywide Home Loans Servicing LP, as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Securities Administrator <F1>


   (b) See Exhibits identified in Paragraph (a) above.

   (c) Not applicable.


  <F1> Filed herewith.



                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    ACE Securities Corp. Home Equity Loan Trust, Series 2006-NC2
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Kristen Ann Cronin
    Kristen Ann Cronin, Vice President

    Date: April 1, 2007


  Exhibit Index

  Exhibit No.

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Countrywide Home Loans Servicing LP, as Servicer
      b) Deutsche Bank National Trust Company, as Custodian
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Securities Administrator
      e) Wells Fargo Bank, N.A., as Paying Agent


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Countrywide Home Loans Servicing LP, as Servicer
      b) Deutsche Bank National Trust Company, as Custodian
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Securities Administrator
      e) Wells Fargo Bank, N.A., as Paying Agent


     (35) Servicer compliance statement.


      a) Countrywide Home Loans Servicing LP, as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Securities Administrator


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Kristen Ann Cronin, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of ACE Securities Corp. Home Equity Loan Trust, Series 2006-NC2 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Countrywide Home Loans Servicing LP as Servicer.

     Dated: April 1, 2007

     /s/ Kristen Ann Cronin
     Signature

     Vice President
     Title


EX-33 (a)
(logo) Countrywide
HOME LOANS

2900 MADERA ROAD
SIMI VALLEY, CALIFORNIA 93065-6298
(805) 955-1000


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA


Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly-owned subsidiaries, Countrywide Home Loans, Inc.
(CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL (collectively the "Company") provides this platform-level assessment, for which Countrywide Financial Corporation and such subsidiaries participated in servicing functions, as such term is described under Title 17, Section 229.1122 of the Code of Federal Regulations ("Item 1122 of Regulation AB"), of compliance in respect of the following Applicable Servicing Criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission in regard to the following servicing platform for the following period:

Platform: publicly-issued (i.e., registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended) residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, sub-prime, HELOC and dosed seconds) issued on or after January 1, 2006 for which the Company provides cash collection and administration, investor remittances and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions" and for which the related issuer has a fiscal year end of December 31, 2006. The platform excludes any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions.

Period: as of and for the year ended December 31, 2006.

Applicable Servicing Criteria: all servicing criteria set forth in Item 1122(d), to the extent required in the related agreements, except for the following paragraphs: 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i) and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction, and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions).


(page)


With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


(page)


COUNTRYWIDE FINANCIAL CORPORATION

By: /s/ Steve Bailey
Steve Bailey

Its: Senior Managing Director and Chief Executive Officer,
Loan Administration


Dated: February 28, 2007

By:/s/ Kevin Meyers
Kevin Meyers

Its: Managing Director and Chief Financial Officer,
Countrywide Home Loans, Inc. Loan Administration


Dated: February 28, 2007


(page)


Schedule A


Material Instances of Noncompliance

No material instances of noncompliance: the Company has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006.





EX-33 (b)
Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage -backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in
Item 1122(d), except for the following criteria: 1122(d)(2)(iii),1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)
(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122
(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)
(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2.The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I


DEUTSCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughan
Name: Gary R. Vaughan
Its: Managing Director

By: /s/ David Co
Name: David Co
Its: Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its: Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its: Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director




EX-33 (c)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (d)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE




EX-33 (e)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-34 (a)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568




Report of Independent Registered Public Accounting Firm


The Board of Directors
Countrywide Financial Corporation:

We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly owned subsidiaries, Countrywide Home Loans (CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing L.P., a wholly owned subsidiary of CHL (collectively the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, subprime, HELOC, and closed seconds) issued on or after January 1, 2006, for which the Company provides cash collection and administration, investor remittances, and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions", excluding any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, and 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master services, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i), and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions), as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore,


(page)


our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated in all material respects.

/s/ KPMG LLP

Los Angeles, California
February 28, 2007


2


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (b)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)
(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)
(4)(xiii) and 1122(d)(4)(xiv ), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly,included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007




EX-34 (e)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-35 (a)
(logo) Countrywide
HOME LOANS

400 Countrywide Way
Simi Valley, California 93065-6298

February 28, 2007




WELLS FARGO
9062 OLD ANNAPOLIS RD
COLUMBIA, MD 21045
Laneise Foxworth


OFFICER'S CERTIFICATE


I, Joseph Candelario, hereby certify that I am an officer of Countrywide LP, Inc., general partner of Countrywide Home Loans Servicing LP (the "Servicer"). I further certify, with respect to the applicable servicing agreement relating to the securitization transaction(s) set forth on Exhibit A attached hereto (the "Servicing Agreement") that:

(a) A review of the activities of the Servicer during the preceding calendar year and of the performance of the Servicer under the Servicing Agreement has been made under my supervision; and

(b) To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout such year.

/s/ Joseph Candelario
Joseph Candelario
First Vice President
Compliance Officer
Loan Administration

February 28, 2007

See Deal Name listing on following page.


(page)


Exhibit A

ACE 2006-CW1
ACE 2006-FM2
ACE 2006-NC2
ACE 2006-NC3
BAFC 2006-2
BAFC 2006-A
BAFC 2006-D
BAFC 2006-H
BCAP 2006AA1
BCAP 2006-AA2
BSALTA 2006-1
BSALTA 2006-2
BSALTA 2006-3
BSALTA 2006-4
BSALTA 2006-5
BSALTA 2006-6
BSALTA 2006-7
BSALTA 2006-8
BSARM 2006-2
BSARM 2006-4
CSAB 2006-2
CSAB 2006-3
CSAB 2006-4
CSFB ARMT 2006-1
CSFB ARMT 2006-2
CSFB ARMT 2006-3
CSMC 2006-1
CSMC 2006-2
CSMC 2006-3
CSMC 2006-4
CSMC 2006-5
CSMC 2006-7
CSMC 2006-8
CSMC 2006-9
DBALT 2006-AB3 (SUB)
DBALT 2006-AB4 (SUB)
DBALT 2006-AF1
DBALT 2006-AR1
DBALT 2006-AR2
DBALT 2006-AR3
DBALT 2006-AR4
DBALT 2006-AR5 (SUB)
DBALT 2006-AR6 (SUB)
DBALT 2006-OA1 (SUB)
GSAA 2006-10 (SUB)
GSAA 2006-11
GSAA 2006-14
GSAA 2006-16
GSAA 2006-17


(page)


Exhibit A (con't.)
GSAA 2006-19
GSAA 2006-20
GSAA 2006-4
GSAA 2006-4 (SUB)
GSAA 2006-7 SUB
GSAA 2006-8
GSAA 2006-8 (SUB)
GSR 2006-1F (SUB)
GSR 2006-1F (SUB)
GSR 2006-2F (SUB)
GSR 2006-2F (SUB)
GSR 2006-3F (SUB)
GSR 2006-3F (SUB)
GSR 2006-5F (SUB)
GSR 2006-5F (SUB)
GSR 2006-6F
GSR 2006-7F
GSR 2006-8F
GSR 2006-9F
GSR 2006-10F
GSR 2006-AR1
GSR 2006-AR2
GSR 2006-OA1
HARBORVIEW 2006-2
HARBORVIEW 2006-6
HARBORVIEW 2006-11
HARBORVIEW 2006-12
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
THORNBURG 2006-1
THORNBURG 2006-2
THORNBURG 2006-4
THORNBURG 2006-5
DBALT 2006-AR6
DBALT 2006-OA1
GSR 2006-1F
GSR 2006-5F
JPMMT 2006-A7
JPMMT 2006-S2
JPMMT 2006-S3
JPMMT 2006-54
LMT 2006-9
LUMINENT 2006-2
LUMINENT 2006-5
LUMINENT 2006-5
LUMINENT 2006-6
MARM 2006-2
MARM 2006-OA2
MLMI 2006-A1


(page)


Exhibit A (con't.)
MLMI 2006-A2
MLMI 2006-A3
MLMI 2006-A4
MSAC 2006-HE8
MSIX 2006-1
MSM 2006-1AR
SAIL 2006-3
SAMI II 2006-AR1
SAMI II 2006-AR2
SAMI II 2006-AR3
SAMI II 2006-AR4
SAMI II 2006-AR6
SAMI II 2006-AR7
SAMI II 2006-AR8
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-7
SARM 2006-8
SARM 2006-9
THORNBURG 2006-3
ZUNI 2006-OA1
GSR 2006-3F
GSR 2006-2F
PRIME 2006-CL1
SARM 2006-1
THORNBURG 2006-6
JPALT 2006-A1
JPALT 2006-A2
JPALT 2006-A3
JPALT 2006-A4
JPALT 2006-A6
JPALT 2006-A7
JPALT 2006-S1
JPALT 2006-S3
JPALT 2006-S4
JPMAC 2006-CW2
JPMMT 2006-A1
JPMMT 2006-A2
JPMMT 2006-A3
JPMMT 2006-A4
JPMMT 2006-A6
HASCO 2006-HE1
SEQUOIA 2006-1
SEQUOIA 2006-1
SQALT 2006-1




EX-35 (b)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 12, 2007

Ace Securities Corporation
AMACAR GROUP
6525 Morrison Boulevard, Suite 318
Charlotte, NC 28211

RE: Annual Statement As To Compliance for ACE Securities Corp. Home Equity Loan Trust, Series 2006-NC2

Per Section 4.15 of the Pooling and Servicing Agreement, dated as of 9/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) a review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement, or such other applicable agreement in the case of an Additional Servicer or Servicing Function Participant, has been made under such officer's supervision and

(B) to the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, or such other applicable agreement in the case of an Additional Servicer or Servicing Function Participant, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary





EX-35 (c)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 12, 2007

Ace Securities Corporation
AMACAR GROUP
6525 Morrison Boulevard, Suite 318
Charlotte, NC 28211

RE: Annual Statement As To Compliance for ACE Securities Corp. Home Equity Loan Trust, Series 2006-NC2

Per Section 4.15 of the Pooling and Servicing Agreement, dated as of 9/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) a review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement, or such other applicable agreement in the case of an Additional Servicer or Servicing Function Participant, has been made under such officer's supervision and

(B) to the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, or such other applicable agreement in the case of an Additional Servicer or Servicing Function Participant, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.


Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary